Form 10KSB
period 2002-12-31
AMERICAN INTERNATIONAL ASSETS INC
filed 2003-02-14
CIK 862024

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Year Ended December 31, 2002          Commission File Number:  000-20172

                       AMERICAN INTERNATIONAL ASSETS, INC.
                 (Name of small business issuer in its charter)

                 Utah                                      31-1190725
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     135-27 38th Avenue., Suite 328
           Flushing, New York                                 11354
     -------------------------------                   -------------------
 (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (718) 762-6226

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ ]            No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $0.

      There is no trading of the Common Stock of the registrant and therefore there is no aggregate market value of the voting stock of registrant held by non-affiliates.

      The registrant has one class of Common Stock with 12,000,000 shares outstanding as of February 3, 2003.

                    Documents Incorporated By Reference: None

      Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]   No [X].

================================================================================

                       AMERICAN INTERNATIONAL ASSETS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I
     Item 1.   Description of Business....................................
     Item 2.   Description of Property....................................
     Item 3.   Legal Proceedings..........................................
     Item 4.   Submission of Matters to a Vote of Security Holders........

PART II
     Item 5.   Market for Common Equity and Related
                 Stockholder Matters .....................................
     Item 6.   Management's Discussion and Analysis or
                 Plan of Operation........................................
     Item 7.   Financial Statements.......................................
     Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and
               Financial Disclosure.......................................

PART III
     Item 9.   Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act......................................
     Item 10.  Executive Compensation.....................................
     Item 11.  Security Ownership of Certain Beneficial
                 Owners and Management....................................
     Item 12.  Certain Relationships and Related Transactions.............
     Item 13.  Exhibits and Reports on Form 8-K...........................

                                     PART I

Item 1. Description of Business

American International Assets, Inc. (the "Company") was organized on January 24, 1984 under the name of Institutional Money Investment Corporation ("IMIC") under the laws of the State of Utah for the primary purpose of providing venture capital to future clients. In 1990, the Company acquired real estate in New York State in consideration for the issuance of 3,180,000 shares. When the transaction was rescinded within the three months immediately following the closing, said shares were returned to the Company.

The Company is presently inactive and has not conducted operations since December 1992. During 1993 the Company settled all asset and liability transactions. About two years ago, the sole director determined that it was in the best interest of the stockholders of the Company that the Company should become active again. Since then, the Company has begun seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company, and due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with another entity. No representation is made or intended that the Company will be able to carry out its proposed activities successfully or profitably.

History

IMIC-AIA Nevada Merger

On December 15, 1989, IMIC issued 800,000 shares for the purpose of effectuating a merger with American International Assets, Inc. ("AIA Nevada"), a Nevada corporation which had invested in Bearer Mineral Delivery Receipts. The Bearer Mineral Delivery Receipts with an agreed value of $2,812,395 was issued by Minera San Miguel de Aguayo S.A. de C.V. which certified that AIA Nevada was to receive 5,000 metric tons of copper per metric ton to be delivered over a ten-year period beginning June 21, 1990. The discounted revenue to be received by AIA Nevada within the year ended December 31, 1990 was $226,443.

Rescission of Merger

On January 15, 1990 new management of the Company re-examined the investments in AIA Nevada and the Bearer Mineral Delivery Receipts. Considering the possible international fiscal and political pressures over which AIA Nevada would have no control, coupled with the uncertain bilateral and international relationship between the United States and Mexico which could affect the future value of the Bearer Mineral Delivery Receipts, the Company rescinded the merger and divested itself of the investment in AIA Nevada and the Bearer Mineral Delivery Receipts.

Agency Agreement with Anglo American International Education (AAIE)

On January 1, 1990, the Company entered into an agency agreement with AAIE whereby AAIE would act as the Company's agent with respect to all business and services performed by AAIE in Taiwan. Pursuant to said agreement, the Company in effect acquired the business and goodwill of AAIE, a Taiwanese company which was owned by Nicholas Hsu and his former wife Michelle Hsu, the Company's Chairman/CEO and a former officer of the Company, respectively. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Security Ownership of Certain Beneficial Owners and Management".

AAIE had the experience, expertise, marketing network and knowledge of the requirements of Taiwanese clients, to perform the services including but not limited to, the offering of educational counseling services to Taiwanese students for study and training in the United States. Apart from regular student counseling and placement, AAIE had pioneered the organizing of Special Group Programs such as the Executive MBA Programs for Taiwanese business executives, politicians and professionals, and also Fashion Designers Program for the Taiwan Garment Industry Association in conjunction with the Ministry of Economic Affairs in Taiwan. AAIE (now the Registrant's Education Division) also provided regular and special MBA students with English training and pre-MBA tutorials in Taiwan. All proceeds from revenue received were divided on a 70% to AAIE and 30% net to the Registrant. Hence, from January 1990 onwards the Company began to receive revenues from its operations in Taiwan. However, said revenues and operations ceased during 1993. The Agency Agreement with AAIE was terminated on January 1, 1991.

Acquisition of Taiwan Office and Business

On December 25, 1990, the Company issued a note for $95,850 and acquired the leasehold improvements, office furniture and equipment of Hampton Financial Consultants, Inc., a corporation organized under the laws of Taiwan and controlled by the present Chairman/CEO, Nicholas Hsu. The note was paid from the revenues of the Company during 1991. As part of its winding up of its business operations, the Company was released from the note and any agreements between the Company and Hampton Financial Consultants were terminated.

Item 2. Description of Property

The Company owns no real property. The Company subleases, on an at-will basis, approximately 1,500 space located at 135-27 38th Avenue, Suite 328, Flushing, NY 11354. The space consists of a conference room, reception area, office area and six class rooms. The Company does not pay for this space since the building is owned by Nicholas Hsu.

Item 3. Legal Proceedings

We are not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against us. We know of no material legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the previous three fiscal years.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is not traded and the shares are not listed on any national or regional exchange.

Holders of Securities

The Company estimates that as of February 3, 2003 there were approximately 590 holders of record of the Common Stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Our Transfer and Warrant Agent

We have appointed Signature Stock Transfer, with offices at 2301 Ohio Drive, Suite 100, Plano, TX 75093, (972) 612-4120, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common and preferred shares of stock.

Recent Sales of Unregistered Securities

The Company did not offer for sale or sell any securities during the past three years.

Item 6. Management's Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Such factors include, but are not limited to, adverse changes in general economic conditions, the risk of loss of the services of Nicholas Hsu upon whom the Company is dependent, adverse business conditions, the inability to locate and negotiate favorable business combinations, the inability to secure sufficient funding to fund expenses associated with any potential business combinations, the inability of Mr. Hsu to continue funding the Company and other factors.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

The Company's sole activity consists of the investigation and analysis of a variety of businesses with which the Company could acquire, merge or otherwise affiliate. If the Company finds an appropriate business opportunity, it will attempt to arrange for a business combination.

The primary expenses incurred in connection with the Company's activities are minimal and from time to time may include salary expenses of the Company's president, travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, the negotiation of acquisition agreements and related documents in connection with potential acquisitions. For the years ended December 31, 2002, December 31, 2001 and December 31, 2000, the Company had no revenues. In prior years the Company had no revenues and has been inactive since 1993.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2002, were $56,688 of which $48,000 consisted of wages accrued to Nicholas Hsu; $5,813 of which was paid to accountants and lawyers for professional fees and $2,875 consisted of general and administrative. This is a change from the $5,185 of operating expenses incurred for the same period in 2001, of which $5,000 was paid to accountants and the balance for general and administrative.

General and Administrative Expenses

General and Administrative (G&A) expenses for the twelve month period ended December 31, 2002, were $2,875 which consisted of paying and filing state taxes for the previous eight years. For the twelve month period ended December 31, 2001, G&A expenses totaled $185 for minimum state tax and registration fees.

Liquidity and Capital Resources

As of December 31, 2002, we had no cash in the bank and $63,353 in current liabilities.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise capital. We cannot be certain that any required financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, then existing stockholders will experience dilution of their ownership interest.

If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to maintain our existence.

Share Capital

We are currently authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of today, we have issued 12,000,000 shares of common stock, for a total capital contribution of $39,177. No shares of preferred stock have been issued.

Each share of our common stock has equal, noncumulative voting rights and participates equally in dividends, if any. The common stock has no sinking fund provisions applicable to it. The shares are fully paid for and nonassessable when issued. We have no options or warrants, or any other rights to purchase any of the securities of the Company and we do not plan to issue any.

Critical Accounting Policies

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, recognition of revenues and expenses, amounts qualifying as cash and cash equivalents, and earnings per share information

Historically, the Company has recognized revenues when services have been performed and billed to customers. Expenses have been recognized in the period when incurred. Cash and cash equivalents have been deemed such by cash bank balances and by maturity date of investments or marketable securities of not more than 90 days. Earnings per share information is presented on the weighted average of common shares outstanding. During the year presented the Company had issued and outstanding 12,000,000 common shares. This was also deemed to be the weighted average of the shares outstanding.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Item 7. Financial Statements

The financial statements listed in the accompanying Index at Item 7 are filed as part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2002 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

The following sets forth the names and ages of our directors and executive officers:

Name             Age   Position

Nicholas Hsu     60    President, Secretary, Treasurer, Chairman of the Board of
                       Directors, Chief Operating and Executive Officer

NICHOLAS HSU, since our incorporation to the present, has been our President, Secretary, Treasurer, Chairman of the Board of Directors, Chief Operating and Executive Officer. Mr. Hsu oversees all aspects of operations and business development for the Company

Our Director has been elected to serve until the next annual meeting of stockholders and until his successor has been elected and qualified, or until death, resignation or removal.

During the previous three fiscal years, the director took no actions. The Board has no standing audit, nominating, compensation or any other committees performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 2001, no persons filed any such forms in a timely manner.

Item 10. Executive Compensation

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2002, 2001 and 2000, for services of the executive officers. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2002, 2001 or 2000.

Summary of Annual Compensation

Name and                                Year ended          Year ended          Period ended
Principal Position                      December 31, 2002   December 31, 2001   December 31, 2000
Nicholas Hsu, Chairman of the Board,
President, Secretary, Treasurer and
Chief Operating and Executive Officer      $48,000                0                    0

The wages for year ended December 31, 2001 indicated above are accrued and have not been paid by the Company to Mr. Hsu.

No options, warrants or other securities have been issued to Dr. Nicholas Hsu or any of his family members or affiliates in the last three years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following provides the names and addresses of (i) each person known to us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. The address of the undersigned is c/o American International Assets, Inc., 135-27 38th Avenue, Flushing, NY 11354.

As of February 3, 2003, there were 12,000,000 shares of common stock outstanding.

Officers, Directors,
 5% Shareholder                    No. of Shares          Beneficial Ownership %

Nicholas Hsu                       5,760,000(1)                 48%
Yung-Huei Hsu                      1,816,355(1)                 15%
Chun-Mei Kuo Lin                   1,730,000                    14%
Yin-Yen Tsai                       1,700,620                    14%
Cheng-Ko Sun                       1,627,000                    14%

Sole Director and executive
officer as a Group (1 person)*     5,760,000                    48%

* These shares are attributed to Nicholas Hsu.

(1) 1,000,000 of these shares are beneficially owned by Nicholas Hsu. Yung-Huei Hsu is the adult child of Mr. Hsu.

Item 12. Certain Relationships and Related Transactions

During the 2002 fiscal year, the Company accrued wages of $48,000 to Nicholas Hsu. Mr. Hsu was compensated for services performed on behalf of the Company in preparation of documentation to be filed with the proper authorities. During the 2001 and 2000 fiscal years, the Company did not pay any compensation to Mr. Hsu.

The Company has no employment or any similar agreements with the foregoing individual or any other person.

During 2002 and 2001, promissory notes in the amounts of $9,957 and $3,000, respectively, were issued to a corporation whose president is a shareholder of the Company to pay operating expenses of the Company. The notes are unsecured, non-interest bearing and are payable on demand.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBITS

Exhibit No.       Description

 3.1*             Certificate of Incorporation of Registrant.
 3.2*             Registrant's Certificate of Amendment of Registrant's
                    Certificate of Incorporation.
 3.3*             By-Laws of Registrant.
 4.1*             Specimen common stock certificate.
24.2              Consent of Bierwolf, Nilson & Associates

* Filed supplementaly

(b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the last quarter of 2002 or for the last threeyears.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN INTERNATIONAL ASSETS, INC.

                                            By /s/ Nicholas Hsu
                                               ---------------------------------
                                                   Nicholas Hsu
                                                   Chairman and Chief Executive
                                                   Officer

Dated: February 14, 2003

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Nicholas Hsu      Chairman and Chief Executive   Dated: February 14, 2003
   ----------------      Officer
   Nicholas Hsu          (Principal Executive Officer
                         and Principal Financial
                         Officer)

Certifications follow this page.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Nicholas Hsu, Chief Executive Officer, American International Assets, Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of American International Assets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMERICAN INTERNATIONAL ASSETS, INC.

/s/ Nicholas Hsu
-------------------------------------
Nicholas Hsu, Chief Executive Officer

Dated: February 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Nicholas Hsu, Treasurer and Secretary, American International Assets, Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of American International Assets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c )presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMERICAN INTERNATIONAL ASSETS, INC.

/s/ Nicholas Hsu
-------------------------------------
Nicholas Hsu, Treasurer and Secretary

Dated: February 14, 2003

                       American International Assets, Inc.
                          (A Development Stage Company)
                              Financial Statements

                                December 31, 2002
                                       and
                                December 31, 2001

                           Independent Auditors Report

To the Board of Directors
American International Assets, Inc.

We have audited the accompanying balance sheets of American International Assets, Inc. (a Development Stage Company), as of December 31, 2002 and 2001, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American International Assets, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
January 16, 2003

                       American International Assets, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   December 31

                                                             2002        2001
                                                         ---------    ---------
                                     Assets

Current Assets                                           $    --      $    --
                                                         ---------    ---------
         Total Assets                                    $    --      $    --
                                                         =========    =========

                       Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable                                    $   3,396    $   2,450
     Taxes Payable                                            --          1,215
     Accrued Salaries                                       48,000         --
     Notes Payable - Related Party (Note 5)                 11,957        3,000
                                                         ---------    ---------
         Total Current Liabilities                          63,353        6,665

Stockholders' Equity

     Preferred Stock 10,000,000 Shares Authorized;
       at $2.00 Par Value; No Shares Issued                   --           --
     Common Stock 490,000,000 Shares Authorized;
       No Par Value 12,000,000 Shares Issued and
       Outstanding                                          39,177       39,177
     Accumulated (Deficit)                                (102,530)     (45,842)
                                                         ---------    ---------
         Total Stockholders' Equity                        (63,353)      (6,665)
                                                         ---------    ---------
         Total Liabilities & Stockholders' Equity        $    --      $    --
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                         For the Years Ended December 31

                                                                    Accumulated
                                                                  Deficit during
                                                                    Development
                                          2002          2001          Stage
                                        --------      -------     --------------
Revenues                                $   --        $  --        $    --
                                        --------      -------      ---------

Expenses

   Amortization Expense                     --           --              320
   Depreciation Expense                     --           --           20,083
   General & Administrative                2,875          185         41,041
   Salaries Expense                       48,000         --           48,000
   Professional Fees                       5,813        5,000         10,813
                                        --------      -------      ---------
       Total Expenses                     56,688        5,185        120,257
                                        --------      -------      ---------

       Income (Loss) from Operations     (56,688)      (5,185)      (120,257)

Other Income (Expenses)

   Loss on Abandonment of Assets            --           --          (80,333)
                                        --------      -------      ---------

       Total Other Income (Expenses)        --           --          (80,333)
                                        --------      -------      ---------

       Income (Loss) Before Taxes        (56,688)      (5,185)      (200,590)

       Taxes                                --           --             --
                                        --------      -------      ---------

       Net (Loss)                       $(56,688)     $(5,185)     $(200,590)
                                        ========      =======      =========

       Net Loss Per Share               $  (0.00)     $ (0.00)

       Weighted Average
       Shares Outstanding             12,000,000                 12,000,000


   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                  Statement of Stockholders' Equity (Continued)
                    From January 1, 2001 to December 31, 2002


                                                Common Stock         Accumulated
                                           Shares          Amount      Deficit
                                           ------          ------    -----------

Balance, January 1, 2001                12,000,000        $39,177      $(40,657)

Net Loss for the Year Ended
December 31, 2001                           (5,185)
                                        ----------         ------      --------
Balance, December 31, 2001              12,000,000         39,177       (45,842)

Net Loss for the Year Ended
December 31, 2002                          (56,688)
                                        ----------         ------      --------
Balance, December 31, 2002              12,000,000         39,177      (102,530)
                                        ==========         ======      ========

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                         For the Years Ended December 31

                                                                                Accumulated
                                                                              Deficit during
                                                                                Development
                                                         2002         2001        Stage
                                                         ----         ----    -------------
Cash Flows from Operating Activities

     Net (Loss)                                      $ (56,688)   $  (5,185)   $(200,590)
     Changes in Operating Assets & Liabilities;
       Amortization                                       --           --            320
       Depreciation                                       --           --         20,083
       Loss on Abandonment of Assets                      --           --         80,333
       Decrease in Prepaid Expenses                       --           --          1,438
       Decrease in Accounts Receivable                    --           --         13,400
       Increase (Decrease) in Accrued Salaries          48,000         --         48,000
       Increase (Decrease)  in State Taxes Payable      (1,215)         135         --
       Increase (Decrease) in Accounts Payable             946        2,050     (116,387)
                                                     ---------    ---------    ---------

         Net Cash (Used) by Operating Activities        (8,957)      (3,000)    (153,403)

Cash Flows from Financing Activities                      --           --           --

Cash Flows from Financing Activities

     Proceeds from Related Party Note                    8,957        3,000       11,957
                                                     ---------    ---------    ---------

     Cash Provided by Financing Activities               8,957        3,000       11,957
                                                     ---------    ---------    ---------

         (Decrease) in Cash                               --           --       (141,446)

         Cash at Beginning of Period                      --           --        141,446
                                                     ---------    ---------    ---------

         Cash at End of Period                       $    --      $    --      $    --
                                                     =========    =========    =========

Disclosure of Significant Operating Activities
     Interest                                        $    --      $    --      $    --
     Taxes                                                --           --           --

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

NOTE 1 - Organization

The Company was incorporated under the laws of the state of Utah on January 24, 1984. The Company has undergone several changes of business purpose, finally settling on the acquisition and management of real estate in the United States in January 1990.

In December 1992, the board of directors of the Company decided to cease operations and settle all asset and liability transactions. These transactions were completed during 1993. At December 31, 1992, the Company had an accumulated earnings of $98,060, however, due to the winding down transactions that took place the Company now has an accumulated deficit. Therefore, the accumulated deficit number presented during the development stage assumes the accumulated expenses of ($143,902) and the Company's past accumulated earnings of $98,060.

As a result of the transactions documented below, the Company has entered into a development stage for accounting reporting purposes at January 1, 1993. In subsequent reports the Company's financial position will be presented as such.

The Company remains domiciled in the State of Utah and has 490,000,000 shares of common stock authorized at no par value, of which 12,000,000 shares are issued and outstanding.

NOTE 2 - Significant Accounting Policies

A.    The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period in which they are incurred.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

NOTE 3 - Income Taxes

The Company accounts for income taxes as related in Statement of Financial Standards No. 109 "Accounting for Income Taxes".

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $103,000 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 and December 31, 2001 have been offset by valuation reserves of the same amount.

NOTE 4 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

   Common shares outstanding during the entire period.                12,000,000

   Weighted average shares paid for, but not issued
     during the period.                                                   --
                                                                     -----------

   Weighted average number of common shares used
     in basic EPS dilutive effect of options.                         12,000,000
                                                                     -----------

   Weighted average number of common shares and dilutive
     potential common shares used in diluted EPS.                     12,000,000
                                                                     ===========

                                   Continued

                       American International Assets, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

NOTE 5 - Related Party Transactions

During 2002 and 2001, promissory notes in the amounts of $8,957 and $3,000, respectively, were issued to a corporation whose president is a shareholder of the Company. The notes are unsecured, non interest bearing and considered payable on demand.

NOTE 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses in recent years, and currently has no assets or operations from which it can provide working capital. The Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

                                   Continued

                       American International Assets, Inc.
                          (A Development Stage Company)
                              Financial Statements

                                December 31, 2001
                                       and
                                December 31, 2000

                           Independent Auditors Report

To the Board of Directors
American International Assets, Inc.

We have audited the accompanying balance sheets of American International Assets, Inc. (a Development Stage Company), as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American International Assets, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bierwolf, Nilson & Associates
May 30, 2002

                       American International Assets, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   December 31

                                                            2001         2000
                                                          --------     --------
                                     Assets

Current Assets                                            $     --     $     --
                                                          --------     --------

    Total Assets                                          $     --     $     --
                                                          ========     ========

                       Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                        $  2,450     $    400
  Taxes Payable                                              1,215        1,080
  Notes Payable - Related Party                              3,000           --
                                                          --------     --------

    Total Current Liabilities                                6,665        1,480

Stockholders' Equity

  Preferred Stock 10,000,000 Shares
    Authorized;  $2.00 par;
    No Shares Issued                                            --           --
  Common Stock 490,000,000 Shares
    Authorized; No Par Value
    12,000,000 Shares Issued and
    Outstanding                                             39,177       39,177
  Accumulated (Deficit)                                    (45,842)     (40,657)
                                                          --------     --------

    Total Stockholders' Equity                              (6,665)      (1,480)
                                                          --------     --------
    Total Liabilities & Stockholders'
      Equity                                              $     --     $     --
                                                          ========     ========

                       American International Assets, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                         For the Years Ended December 31

                                                                  Accumulated
                                                                 Deficit during
                                                                  Development
                                        2001          2000           Stage
                                     -----------   -----------   --------------

Revenues                             $        --   $        --     $      --
                                     -----------   -----------     ---------

Expenses

  Amortization Expense                        --            --           320
  Depreciation Expense                        --            --        20,083
  General & Administrative                   185           185        38,166
  Professional Fees                        5,000            --         5,000
                                     -----------   -----------     ---------

    Total Expenses                         5,185           185        63,569
                                     -----------   -----------     ---------

    Income from Operations                (5,185)         (185)      (63,569)

Other Income (Expenses)

  Loss on Abandonment of Assets               --            --       (80,333)
                                     -----------   -----------     ---------

    Total Other Income (Expenses)             --            --       (80,333)
                                     -----------   -----------     ---------

    Net (Loss)                       $    (5,185)  $      (185)    $(143,902)
                                     ===========   ===========     =========

    Net Loss Per Share               $     (0.00)  $     (0.00)

    Weighted Average
    Shares Outstanding                12,000,000    12,000,000

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                   From December 31, 1993 to December 31, 2001

                                             Common Stock         Accumulated
                                           Shares     Amount        Deficit
                                       --------------------------------------

Balance, December 31, 1993               12,000,000   $39,177        $(39,362)

Net Loss for the Year Ended
December 31, 1994                                                        (185)
                                       --------------------------------------

Balance, December 31, 1994               12,000,000    39,177         (39,547)
Net Loss for the Year Ended
December 31, 1995                                                        (185)
                                       --------------------------------------

Balance, December 31, 1995               12,000,000    39,177         (39,732)
Net Loss for the Year Ended
December 31, 1996                                                        (185)
                                       --------------------------------------

Balance, December 31, 1996               12,000,000    39,177         (39,917)
Net Loss for the Year Ended
December 31, 1997                                                        (185)
                                       --------------------------------------
Balance, December 31, 1997               12,000,000    39,177         (40,102)
Net Loss for the Year Ended
December 31, 1998                                                        (185)
                                       --------------------------------------

Balance, December 31, 1998               12,000,000    39,177         (40,287)

Net Loss for the Year Ended
December 31, 1999                                                        (185)
                                       --------------------------------------

Balance, December 31, 1999               12,000,000    39,177         (40,472)

Net Loss for the Year Ended
December 31, 2000                                                        (185)
                                       --------------------------------------

Balance, December 31, 2000               12,000,000   $39,177        $(40,657)

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                  Statement of Stockholders' Equity (Continued)
                   From December 31, 1993 to December 31, 2001

Net Loss for the Year Ended
December 31, 2001                                                      (5,185)
                                       --------------------------------------

Balance, December 31, 2001               12,000,000   $39,177        $(45,842)
                                       ======================================

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                         For the Years Ended December 31

                                                                   Accumulated
                                                                  Deficit during
                                                                   Development
                                              2001       2000         Stage
                                             -------    ------    --------------

Cash Flows from Operating Activities

  Net (Loss)                                 $(5,185)    $(185)    $(143,902)
  Changes in Operating Assets
    & Liabilities;
    Amortization                                  --        --           320
    Depreciation                                  --        --        20,083
    Loss on Abandonment of Assets                 --        --        80,333
    Decrease in Prepaid Expenses                  --        --         1,438
    Decrease in Accounts Receivable               --        --        13,400
    Increase in State Taxes Payable              135       135         1,215
    Increase (Decrease) in
      Accounts Payable                         2,050        50      (117,333)
                                             -------     -----     ---------

      Net Cash (Used) by
        Operating Activities                  (3,000)       --      (144,446)

Cash Flows from Financing
  Activities                                      --        --            --
                                             -------     -----     ---------
Cash Flows from Financing
  Activities

  Proceeds from Related
    Party Note                                 3,000        --         3,000
                                             -------     -----     ---------
  Cash Provided by Financing
    Activities                                 3,000        --         3,000
                                             -------     -----     ---------
    (Decrease) in Cash                            --        --      (141,446)

    Cash at Beginning of Period                   --        --       141,446
                                             -------     -----     ---------

    Cash at End of Period                    $    --     $  --     $      --
                                             =======     =====     =========

Disclosure of Significant
  Operating Activities

  Interest                                   $    --     $  --     $      --
  Taxes                                           --        --            --

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

NOTE 1 - Organization

The Company was incorporated under the laws of the state of Utah on January 24, 1984. The Company has undergone several changes of business purpose, finally settling on the acquisition and management of real estate in the United States in January 1990.

In December 1992, the board of directors of the Company decided to cease operations and settle all asset and liability transactions. These transactions were completed during 1993. At December 31, 1992, the Company had an accumulated earnings of $98,060, however, due to the winding down transactions that took place the Company now has an accumulated deficit. Therefore, the accumulated deficit number presented during the development stage assumes the accumulated expenses of ($143,902) and the Company's past accumulated earnings of $98,060.

As a result of the transactions documented below, the Company has entered into a development stage for accounting reporting purposes at January 1, 1993. In subsequent reports the Company's financial position will be presented as such.

During the first quarter 1993, the agreement to purchase 26 acres of land in New York was abandoned. All shares (3,000,000) that had been converted to common shares from preferred shares, were returned and canceled. In addition, all shares related to a preferred stock dividend of 180,000 shares were returned and canceled. The transaction was reversed on the Company's books during the quarter.

In addition to the cancellation of the common shares the Company agreed to donate all fixed assets to a related party (American Education Foundation). The Company did not receive any remuneration for the donation.

All payables were paid with cash on hand at December 31, 1992. All leases were terminated by mutual consent, and the Company was released from any lease obligation associated with the premises in question.

The Company remains domiciled in the State of Utah and has 490,000,000 shares of common stock authorized at no par value, of which 12,000,000 shares are issued and outstanding.

NOTE 2 - Significant Accounting Policies

A.    The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period in which they are incurred.

   The accompanying notes are an integral part of these financial statements.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses in recent years, and currently has no assets or operations from which it can provide working capital. The Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

NOTE 4 - Related Party Transactions

During the year, the Company issued a promissory note in the amount of $3,000 to American Education Foundation. The note is unsecured, non interest bearing, and payable on demand.

                                    Continued

                       American International Assets, Inc.
                          (A Development Stage Company)
                              Financial Statements

                                December 31, 2000
                                       and
                                December 31, 1999

                           Independent Auditors Report

To the Board of Directors
American International Assets, Inc.

We have audited the accompanying balance sheets of American International Assets, Inc. (a Development Stage Company), as of December 31, 2000 and 1999, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American International Assets, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bierwolf, Nilson & Associates
April 24, 2001

                       American International Assets, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   December 31

                                                          2000           1999
                                                        --------       --------
                                     Assets

Current Assets                                          $     --       $     --
                                                        --------       --------

    Total Assets                                        $     --       $     --
                                                        ========       ========

                       Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                      $    400       $    350
  Taxes Payable                                            1,080            945
  Notes Payable - Related Party                               --             --
                                                        --------       --------

    Total Current Liabilities                              1,480          1,295

Stockholders' Equity

  Preferred Stock 10,000,000 Shares
    Authorized; $2.00 par; No Shares
    Issued                                                    --             --
  Common Stock 490,000,000 Shares
    Authorized; No Par Value
    12,000,000 Shares Issued and
    Outstanding                                           39,177         39,177
  Accumulated (Deficit)                                  (40,657)       (40,472)
                                                        --------       --------

    Total Stockholders' Equity                            (1,480)        (1,295)
                                                        --------       --------
    Total Liabilities & Stockholders'
      Equity                                            $     --       $     --
                                                        ========       ========

                       American International Assets, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                         For the Years Ended December 31

                                                                   Accumulated
                                                                  Deficit during
                                                                    Development
                                        2000          1999            Stage
                                     -----------   -----------    --------------

Revenues                             $        --   $        --      $      --
                                     -----------   -----------      ---------

Expenses

  Amortization Expense                        --            --            320
  Depreciation Expense                        --            --         20,083
  General & Administrative                   185           185         37,981
                                     -----------   -----------      ---------

    Total Expenses                           185           185         58,384
                                     -----------   -----------      ---------

    Income from Operations                  (185)         (185)       (58,384)

Other Income (Expenses)

  Loss on Abandonment of Assets               --            --        (80,333)
                                     -----------   -----------      ---------

    Total Other Income (Expenses)             --            --        (80,333)
                                     -----------   -----------      ---------

    Net (Loss)                       $      (185)  $      (185)     $(138,717)
                                     ===========   ===========      =========

    Net Loss Per Share               $     (0.00)  $     (0.00)

    Weighted Average
    Shares Outstanding                12,000,000    12,000,000

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                   From December 31, 1993 to December 31, 2000

                                             Common Stock        Accumulated
                                          Shares      Amount       Deficit
                                         -----------------------------------

Balance, December 31, 1993               12,000,000   $39,177       $(39,362)

Net Loss for the Year Ended
December 31, 1994                                                       (185)
                                         -----------------------------------

Balance, December 31, 1994               12,000,000    39,177        (39,547)
Net Loss for the Year Ended
December 31, 1995                                                       (185)
                                         -----------------------------------

Balance, December 31, 1995               12,000,000    39,177        (39,732)
Net Loss for the Year Ended
December 31, 1996                                                       (185)
                                         -----------------------------------

Balance, December 31, 1996               12,000,000    39,177        (39,917)

Net Loss for the Year Ended
December 31, 1997
Balance, December 31, 1997                                              (185)
                                         -----------------------------------
                                         12,000,000    39,177        (40,102)

Net Loss for the Year Ended
December 31, 1998                                                       (185)
                                         -----------------------------------

Balance, December 31, 1998               12,000,000    39,177        (40,287)

Net Loss for the Year Ended
December 31, 1999                                                       (185)
                                         -----------------------------------

Balance, December 31, 1999               12,000,000    39,177        (40,472)

Net Loss for the Year Ended
December 31, 2000                                                       (185)
                                         -----------------------------------

Balance, December 31, 2000               12,000,000   $39,177       $(40,657)
                                         ===================================

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                         For the Years Ended December 31

                                                                   Accumulated
                                                                  Deficit during
                                                                   Development
                                               2000       1999        Stage
                                              ------     ------   --------------

Cash Flows from Operating Activities

  Net (Loss)                                  $(185)     $(185)     $(138,717)
  Changes in Operating Assets
    & Liabilities;
    Amortization                                 --         --            320
    Depreciation                                 --         --         20,083
    Loss on Abandonment of Assets                --         --         80,333
    Decrease in Prepaid Expenses                 --         --          1,438
    Decrease in Accounts Receivable              --         --         13,400
    Increase in State Taxes Payable             135        135          1,080
    Increase (Decrease) in
      Accounts Payable                           50         50       (119,383)
                                              -----      -----      ---------

      Net Cash (Used) by
        Operating Activities                     --         --       (141,446)

Cash Flows from Financing
  Activities                                     --         --             --
                                              -----      -----      ---------

Cash Flows from Financing
  Activities                                     --         --             --
                                              -----      -----      ---------

      (Decrease) in Cash                         --         --       (141,446)

      Cash at Beginning of Period                --         --        141,446
                                              -----      -----      ---------

      Cash at End of Period                   $  --      $  --      $      --
                                              =====      =====      =========

Disclosure of Significant
  Operating Activities
  Interest                                    $  --      $  --      $      --
  Taxes                                          --         --             --

   The accompanying notes are an integral part of these financial statements.

                       American International Assets, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1 - Organization

The Company was incorporated under the laws of the state of Utah on January 24, 1984. The Company has undergone several changes of business purpose, finally settling on the acquisition and management of real estate in the United States in January 1990.

In December 1992, the board of directors of the Company decided to cease operations and settle all asset and liability transactions. These transactions were completed during 1993. At December 31, 1992, the Company had an accumulated earnings of $98,060, however, due to the winding down transactions that took place the Company now has an accumulated deficit. Therefore, the accumulated deficit number presented during the development stage assumes the accumulated expenses of ($138,717) and the Company's past accumulated earnings of $98,060.

As a result of the transactions documented below, the Company has entered into a development stage for accounting reporting purposes at January 1, 1993. In subsequent reports the Company's financial position will be presented as such.

During the first quarter 1993, the agreement to purchase 26 acres of land in New York was abandoned. All shares (3,000,000) that had been converted to common shares from preferred shares, were returned and canceled. In addition, all shares related to a preferred stock dividend of 180,000 shares were returned and canceled. The transaction was reversed on the Company's books during the quarter.

In addition to the cancellation of the common shares the Company agreed to donate all fixed assets to a related party (American Education Foundation). The Company did not receive any remuneration for the donation.

All payables were paid with cash on hand at December 31, 1992. All leases were terminated by mutual consent, and the Company was released from any lease obligation associated with the premises in question.

The Company remains domiciled in the State of Utah and has 490,000,000 shares of common stock authorized at no par value, of which 12,000,000 shares are issued and outstanding.

NOTE 2 - Significant Accounting Policies

A.    The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period in which they are incurred.

   The accompanying notes are an integral part of these financial statements.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses in recent years. In addition, the Company currently has no assets or operations from which it can provide working capital. The Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.


                                    Continued
                                        8