Form 10QSB
period 2003-03-31
AMERICAN INTERNATIONAL ASSETS INC
filed 2003-05-20
CIK 862024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from            to
                                          -----------   -----------

               Commission File Number 000-20172





                       AMERICAN INTERNATIONAL ASSETS, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                                 Utah  31-1190725
                                 --------------
  (State or other jurisdiction of incorporation or organization)(IRS Employer
                              Identification No.)


            135-27 38th Avenue, Suite 328, Flushing, New York 11354
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 762-6226
                                 --------------
                          (Issuer's telephone number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes     No XX

As of May 20, 2003 there were 12,000,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                         PART I.  FINANCIAL INFORMATION


                      AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                          Reviewed Financial Statements
                                 March 31, 2003


                      AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                    March    December
                                                  31, 2003   31,2002
                                                 ----------  --------
(Unaudited)
                                     ASSETS

Current Assets                                  $       -   $       -
--------------                                  ----------  ----------

Total Assets                                    $       -   $       -
                                                ==========  ==========

                        LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
-------------------

Accounts Payable                                $   5,396   $   3,396
Accrued Salaries                                   57,000      48,000
Notes Payable - Related Party                      43,972      11,957
                                                ----------  ----------

Total Current Liabilities                         106,368      63,353

Stockholders Equity
--------------------

Preferred Stock 10,000,000 Shares Authorized;
at $2.00 Par Value; No Shares Issued                    -           -
Common Stock 490,000,000 Shares Authorized;
No Par Value 12,000,000 Shares Issued and
Outstanding                                        39,177      39,177
Accumulated (Deficit)                            (145,545)   (102,530)
                                                ----------  ----------

Total Stockholders Equity                        (106,368)    (63,353)
                                                ----------  ----------
Total Liabilities & Stockholders' Equity         $       -   $       -

                See accompanying notes to financial statements.


                      AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                      Statement of Operations (Unaudited)

                                                                  Accumulated
                                     For the Three Months Ended   Deficit during
                                          March        March      Development
                                         31, 2003     31, 2002    Stage
                                       ------------  ----------  -----------

Revenues                              $         -   $         -   $       -
--------                              ------------  ------------  ----------

Expenses
--------

Amortization Expense                            -             -         320
Depreciation Expense                            -             -      20,083
General & Administrative                   21,515         2,875      62,556
Salaries & Expenses                         9,000        48,000      57,000
Professional Fees                          12,500         5,813      23,313
                                      ------------  ------------  ----------

Total Expenses                             43,015        56,688     163,272
                                      ------------  ------------  ----------

Income (Loss) From Operations             (43,015)      (56,688)   (163,272)

Other Income (Expenses)
-----------------------

Loss on Abandonment (Expenses)                  -       (80,333)    (80,333)
                                      ------------  ------------  ----------

Total Other Income (Expenses)                   -       (80,333)    (80,333)
                                      ------------  ------------  ----------

Net  (Loss)                           $   (43,015)  $ (137,125)   $(243,605)
                                      ============  ============  ==========

Net (Loss) Per Share                  $     (0.00)  $     (0.00)

Weighted Average Shares Outstanding    12,000,000    12,000,000

                See accompanying notes to financial statements.


                      AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                      Statement of Cash Flows (Unaudited)

                                                                      Accumulated
                                          For the Three Months Ended  Deficit During
                                                March       March     Development
                                               31, 2003    31, 2002   Stage
                                             ----------  ----------  ------------
Cash Flows from Operating Activities
------------------------------------

Net (Loss)                                   $(43,015)  $       -   $(243,605)
Changes in Operating Assets & Liabilities;
Amortization                                        -           -         320
Depreciation                                        -           -      20,083
Loss on Abandonment of Assets                       -           -      80,333
Decrease in Prepaid Expenses                        -           -       1,438
Decrease in Accounts Receivable                     -           -      13,400
Increase (Decrease) in Accrued Salaries         9,000      48,000      57,000
Increase in State Taxes Payable                     -      (1,215)          -
Increase (Decrease) in Accounts Payable         2,000         946    (114,387)
                                             ---------  ----------  ----------

Net Cash (Used) by Operating Activities       (32,015)     (8,957)   (185,418)

Cash Flows from Investing Activities                -           -           -
------------------------------------         ---------  ----------  ----------

Cash Flows from Financing Activities
------------------------------------

Proceeds from Related Party Notes              32,015       8,957      43,972
                                             ---------  ----------  ----------

Net Cash Provided by Financing Activities      32,015       8,957      43,972
                                             ---------  ----------  ----------

Increase (Decrease) in Cash                         -           -    (141,446)

Cash at Beginning of Period                         -           -     141,446
                                             ---------  ----------  ----------

Cash at End of Period                        $      -   $       -   $       -
                                             =========  ==========  ==========

Disclosures for Operating Activities
------------------------------------

Interest                                     $      -   $       -   $       -
Taxes                                               -           -           -

                See accompanying notes to financial statements.

                      AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 1991, including notes thereto.

NOTE  2  -  ORGANIZATION
------------------------
The Company was incorporated under the laws of the state of Utah on January 24, 1984. The Company has undergone several changes of business purpose, finally settling on the acquisition and management of real estate in the United States in January 1990.

NOTE  3  -  SIGNIFICANT  ACCOUNTING  POLICIES
---------------------------------------------
A.   The  Company  uses  the  accrual  method  of  accounting.
B. Revenues and directly related expenses are recognized in the period in which they are incurred.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  4  -  GOING  CONCERN
--------------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses in recent years, and currently has no assets or operations from which it can provide working capital. The Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

NOTE  5  -  SUBSEQUENT  EVENT
-----------------------------
On May 12, 2003 the Company acquired 100% of the issued and outstanding shares of American Institute of Technology, Inc., in exchange for 6,000,000 shares of the Company's common stock. Upon completion of this transaction, there are 18,000,000 shares of the Company's common stock outstanding and American Institute of Technology, Inc., became a wholly owned subsidiary of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.


Overview

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

The Company has not conducted operations since December 1992. During 1993 the Company settled all asset and liability transactions. About two years ago, the sole director determined that it was in the best interest of the stockholders of the Company that the Company should become active again. Since then, the Company has begun seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

     Recent  Events

On May 12, 2003, the Registrant acquired 100% of the issued and outstanding shares of American Institute of Technology, Inc. in exchange for 6,000,000 shares of the Registrant's common stock, which have not been issued as of the date of this report. Upon completion of the transaction, there will be 18,000,000 shares of the Registrant's common stock outstanding and American Institute of Technology, Inc. became a wholly-owned subsidiary of the Registrant. American Institute of Technology, Inc. acquired certain assets from Nicholas Hsu, the Registrant's Chief Executive Officer, in March 2003. Nicholas Hsu had previously acquired these assets from American Education & Cultural Foundation in April 2001.

American Institute of Technology, Inc. ("AIT"), through the acquisition of the assets from Nicholas Hsu, is in the business of providing educational services to students in New York and the Tri-State area. The students come from mainly China and Taiwan where they received their college or university education and, as such, they proceed to study for Master of Business Administration (MBA) and Master of Science in Computer Science (MSCS) degrees.

Comparison of Operating Results

There were no revenues for the three months ended March 31, 2003 compared to no revenues for the three months ended March 31, 2002.

Expenses decreased from $56,688 for the three months ended March 31, 2002 to $43,015 for the three months ended March 31, 2003. The decrease in expenses was attributable to the decrease in salaries and expenses from $48,000 for the three months ended March 31, 2002 to $9,000 for the three months ended March 31, 2003. General and administrative expenses rose from $2,875 for the three months ended March 31, 2002 to $21,515 for the three months ended March 31, 2003. Professional fees increased from $5,813 for the three months ended March 31, 2002 to $12,500 for the three months ended March 31, 2003.

The Company recorded a loss from operations of $56,688 for the three months ended March 31, 2002 compared to a loss from operations of $43,015 for the three months ended March 31, 2003.

For the three months ended March 31, 2002, the Company recorded a loss on abandonment of $80,333.

As of March 31, 2003, the Company had an accumulated deficit of $145,545.


Liquidity and Capital Resources

The Company had $0 cash at March 31, 2003, no current assets and current liabilities of $106,368 related to accounts payable of $5,396, accrued salaries of $57,000, and notes payable to a related party of $43,972.

The Company is taking steps to raise equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its sales and marketing efforts. An additional financing may involve dilution to the Company's then-existing shareholders. Without additional capital, the Company believes it can sustain operations for a period of twelve months.



ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Nicholas Hsu, the Company's principal executive officer, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Hsu concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

                           PART II. OTHER INFORMATION

Item  1.  Legal Proceedings.

None.

Item  2.  Changes in Securities.

None

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

None.


Item 6.      Exhibits and Reports on Form 8-K.
a)   Exhibits
     99.1  Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

b)   Reports  on  Form 8-K
     On May 12, 2003 the Registrant filed a report on Form 8-K relating to a change in auditors which was amended on a Form 8-K filed on May 15, 2003.

     On May 12, 2003, the Registrant filed a report on Form 8-K relating to the acquisition of shares of American Institute of Technology, Inc. and its business.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


American International Assets, Inc.
---------------------------------
(Registrant)


BY: /s/  Nicholas Hsu
------------------------------
Nicholas Hsu
Chief Executive Officer
DATE:  May 20, 2003

FORM OF CERTIFICATION
PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Nicholas Hsu, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of American International Assets, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003     /s/ Nicholas Hsu
                       --------------------
                Name:  Nicholas Hsu
                Title: Chief Executive Officer

 Exhibit 99.1

                                CERTIFICATION OF
                          PRINCIPAL EXECUTIVE OFFICER
                                  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Nicholas Hsu, Chief Executive Officer and Principal Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of American International Assets, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of American International Assets, Inc.


                                        By:/s/ Nicholas Hsu
                                        -------------------------
                                        Name: Nicholas Hsu
                                        Title: Chief Executive Officer
                                        May 20, 2003