Form 10QSB
period 2003-06-30
AMERICAN INTERNATIONAL ASSETS INC
filed 2003-08-21
CIK 862024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

           From the transition period          from to           .
                                     ----------        ----------

                        Commission File Number 000-20172





                      AMERICAN INTERNATIONAL ASSETS, INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                                 Utah31-1190725
                                 --------------
  (State or other jurisdiction of incorporation or organization)(IRS Employer
                              Identification No.)


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

                                 Yes XX     No

As of August 20, 2003 there were 18,000,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures                                          8

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                9
Item 2     Changes in Securities                                            9
Item 3     Default upon Senior Securities                                   9
Item 4     Submission of Matters to a Vote of Security Holders              9
Item 5     Other Information                                                9
Item 6     Exhibits and Reports on Form 8-K                                 9

PART I.  FINANCIAL INFORMATION



                       AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                         Unaudited Financial Statements
                                  June 30, 2003


                           AMERICAN INTERNATIONAL ASSETS, INC.
                              (A Development Stage Company)
                                      Balance Sheet

                                                     June      December
                                                   30, 2003    31, 2002
                                                  ----------  ----------
                                                 (Unaudited)
                                     ASSETS
Current Assets                                    $       -   $       -
--------------                                    ----------  ----------

Fixed Assets (net)

     Office Equipment                                 34,994          -
     Office Furniture                                 16,884          -

        Total Fixed Assets                             51,878         -

      Total Assets                                $    51,878 $       -
                                                  ==========  ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

  Accounts Payable                                $   5,396   $   3,396
  Accrued Salaries                                   66,000      48,000
  Notes Payable - Related Party                      75,945      11,957
                                                  ----------  ----------

      Total Current Liabilities                     147,341      63,353

Stockholders' Equity
--------------------

  Preferred Stock 10,000,000 Shares Authorized;
    at $2.00 Par Value; No Shares Issued                  -           -
  Common Stock 490,000,000 Shares Authorized;
    No Par Value 18,000,000 Shares Issued and
    Outstanding                                      91,055      39,177
  Accumulated (Deficit)                            (186,383)   (102,530)
                                                  ----------  ----------

      Total Stockholders' Equity                   (95,463)    (63,353)
                                                  ----------  ----------

      Total Liabilities & Stockholders' Equity    $ 51,878   $       -
                                                  ==========  ==========


                See accompanying notes to financial statements.


                                  AMERICAN INTERNATIONAL ASSETS, INC.
                                    (A Development Stage Company)
                                Statement of Operations (Unaudited)

                                                                                         Accumulated
                                                                                         through
                                  For the Three Months Ended
                                                             For the Six Months Ended   Inception
                                     June          June          June         June      to June
                                   30, 2003      30, 2002      30, 2003     30, 2002    30, 2003
                                 ------------  ------------  ------------  ----------  ----------
Revenues                         $         -    $         -   $         -  $       -   $        -
--------                         ------------  ------------  ------------  ----------  ----------

Expenses
--------

  Amortization Expense                    -             -             -             -         320
  Depreciation Expense                    -             -             -             -      20,083
  General & Administrative           23,973         2,630        45,488         2,630      86,529
  Salaries & Expense                  9,000        24,000        18,000        24,000      66,000
  Professional Fees                   8,000         5,813        20,500         5,813      31,313
                                ------------  ------------  ------------  ------------  ----------

      Total Expenses                 40,973        32,443        83,988        32,443     204,245
                                ------------  ------------  ------------  ------------  ----------

      Income From Operations        (40,973)      (32,443)      (83,988)      (32,443)   (204,245)

Other Income (Expenses)
-----------------------

  Loss on Abandonment                     -             -             -             -       (80,333)
---------------------           ------------  ------------  ------------  ------------  ------------

        Total Other
        Income (Expenses)                 -             -             -             -       (80,333)
                                ------------  ------------  ------------  ------------  ------------

          Net  (Loss)            $  (40,973)  $   (32,443)  $   (83,988)  $   (32,443)  $  (284,578)
                                ============  ============  ============  ============  ============

        Net (Loss) Per Share     $    (0.00)  $     (0.00)  $     (0.00)  $   (0.00)

      Weighted Average
      Shares Outstanding         16,000,000      12,000,000    13,998,000    12,000,000


                See accompanying notes to financial statements.


AMERICAN INTERNATIONAL ASSETS, INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

                                                                           Accumulated
                                                                             Through
                                                               For the Six Months Ended
                                                                           Inception
                                                       June        June      to June
                                                     30, 2003    30, 2002   30, 2003
                                                    ----------  ----------  ---------
Cash Flows from Operating Activities
------------------------------------

  Net (Loss)                                        $(83,988)  $ (32,443)  $(284,578)
  Changes in Operating Assets & Liabilities;
    Amortization                                           -           -         320
    Depreciation                                           -           -      20,083
    Loss on Abandonment of Assets                          -           -      80,333
    (Increase) Decrease in Prepaid Expenses                -           -       1,438
    (Increase) Decrease in Accounts Receivable             -           -      13,400
    Increase (Decrease) in State Taxes Payable             -      (1,215)          -
    Increase (Decrease) in Accrued Salaries           18,000      24,000      66,000
    Increase (Decrease) in Accounts Payable            2,000         946    (114,387)
                                                    ---------  ----------  ----------

      Net Cash (Used) by Operating Activities        (63,988)     (8,712)   (217,391)

Cash Flows from Investing Activities                       -           -           -
------------------------------------                ---------  ----------  ----------

Cash Flows from Financing Activities
------------------------------------

  Proceeds from Related party Notes                   63,988       8,712      75,945
                                                    ---------  ----------  ----------

        Net Cash Provided by Financing Activities     63,988       8,712      75,945
                                                    ---------  ----------  ----------

        (Decrease) in Cash                                 -           -    (141,446)

        Cash at Beginning of Period                        -           -     141,446
                                                    ---------  ----------  ----------

        Cash at End of Period                       $      -   $       -   $       -
                                                    =========  ==========  ==========

Disclosures for Operating Activities
------------------------------------

  Interest                                          $      -   $       -   $       -
  Taxes                                                    -           -           -


                See accompanying notes to financial statements.

                       AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2003

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2002, including notes thereto.

NOTE 2 - ORGANIZATION
---------------------
The Company was incorporated under the laws of the state of Utah on January 24, 1984. The Company has undergone several changes of business purpose, finally settling on the acquisition and management of real estate in the United States in January 1990.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period in which they are incurred.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an anti-dilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 4 - GOING CONCERN
----------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses in recent years, and currently has no assets or operations from which it can provide working capital. The Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

                See accompanying notes to financial statements.

                       AMERICAN INTERNATIONAL ASSETS, INC.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2003

NOTE 5 - STOCKHOLDERS EQUITY
-------------------------
On May 12, 2003 the Company acquired 100% of the issued and outstanding shares of American Institute of Technology, Inc., in exchange for 6,000,000 shares of the Company's common stock. Upon completion of this transaction, there are 18,000,000 shares of the Company's common stock outstanding and American Institute of Technology, Inc., became a wholly owned subsidiary of the Company.

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

Comparison of Operating Results

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

There were no revenues for the three months ended June 30, 2003 compared to no revenues for the three months ended June 30, 2002.

Expenses increased from $32,443 for the three months ended June 30, 2002 to $40,973 for the three months ended June 30, 2003. The increase in expenses was principally due to the increase in general and administrative expenses from $2,630 for the three months ended June 30, 2002 to $23,973 for the three months ended June 30, 2003. In addition, professional fees increased from $5,813 for the three months ended June 30, 2002 to $8,000 for the three months ended June 30, 2003.

The Company recorded a loss from operations of $32,443 for the three months ended June 30, 2002 compared to a loss from operations of $40,973 for the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

There were no revenues for the six months ended June 30, 2003 compared to no revenues for the six months ended June 30, 2002.

Expenses increased from $32,443 for the six months ended June 30, 2002 to $83,988 for the six months ended June 30, 2003. The increase in expenses was principally due to the increase in general and administrative expenses from $2,630 for the six months ended June 30, 2002 to $45,488 for the six months ended June 30, 2003 and the increase in professional fees from $5,813 for the six months ended June 30, 2002 to $20,500 for the six months ended June 30, 2003.

The Company recorded a loss from operations of $32,443 for the six months ended June 30, 2002 compared to a loss from operations of $83,988 for the six months ended June 30, 2003.

As of June 30, 2003, the Company had an accumulated deficit of $186,518.


Liquidity and Capital Resources

The Company had $0 cash at June 30, 2003, no current assets and current liabilities of $147,341 related to accounts payable of $5,396, accrued salaries of $66,000, and notes payable to a related party of $75,945.

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

During the quarter ended June 30, 2003 we issued 6,000,000 shares to Nicholas Hsu in connection with the acquisition of 100% of the issued and outstanding shares of American Institute of Technology, Inc. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that he was able to evaluate the merits and risks of an investment in the Company, he had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privatelynegotiated.

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

DATE:  August 21, 2003

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

Date: August 21, 2003     /s/ Nicholas Hsu
                          -----------------------
                   Name:  Nicholas Hsu
                   Title: Chief Executive Officer

 Exhibit 99.1

                                CERTIFICATION OF
                          PRINCIPAL EXECUTIVE OFFICER
                                  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Nicholas Hsu, Chief Executive Officer and Principal Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of American International Assets, Inc. on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of American International Assets, Inc.


                                        By:/s/ Nicholas Hsu
                                        -------------------------
                                        Name: Nicholas Hsu
                                        Title: Chief Executive Officer
                                        August 21, 2003