Form 10QSB
period 2003-09-30
AMERICAN INTERNATIONAL ASSETS INC
filed 2004-01-20
CIK 862024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF
     1934

     From the transition period from ___________ to ____________.


                      Commission File Number 000-20172

                    AMERICAN INTERNATIONAL ASSETS, INC.
                    ------------------------------------
     (Exact name of small business issuer as specified in its charter)

          Utah                                         31-1190725
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


          135-27 38th Avenue, Suite 328, Flushing, New York 11354
          --------------------------------------------------------
                  (Address of principal executive offices)

                               (718) 762-6226
                              ---------------
                        (Issuer's telephone number)

                                    N/A
                                    ----
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes  X        No

As of September 20, 2003 there were 18,000,000 shares of Common Stock of the issuer outstanding.



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




                       PART I.  FINANCIAL INFORMATION












                    American International Assets, Inc.
                       Unaudited Financial Statements
                             September 30, 2003

                    American International Assets, Inc.
                               Balance Sheet

                                                  September      December
                                                   30, 2003      31, 2002
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets

Current Assets
--------------
 Cash                                            $    24,162   $     -
                                                 ------------  ------------
   Total Current Assets                               24,162         -

Fixed Assets
------------
 Office Equipment                                     34,994         -
 Office Furniture                                     16,884         -
                                                 ------------  ------------
   Total Fixed Assets                                 51,878         -
   Less Accumulated Depreciation                      (2,594)        -
                                                 ------------  ------------
   Net Fixed Assets                                   49,284         -
                                                 ------------  ------------
   Total Assets                                  $    73,446   $     -
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                                $     4,300   $     3,396
 Accrued Salaries                                      -            48,000
 Notes Payable - Related Party                         -            11,957
                                                 ------------  ------------
   Total Current Liabilities                           4,300        63,353

Stockholders' Equity
--------------------
 Preferred Stock 10,000,000 Shares Authorized;
  at $2.00 Par Value; No Shares Issued                 -             -
 Common Stock 490,000,000 Shares Authorized;
  No Par Value; 20,380,330 and 18,000,000 Shares
  Issued and Outstanding, Respectively               329,088        39,177
 Accumulated (Deficit)                              (259,942)     (102,530)
                                                 ------------  ------------
   Total Stockholders' Equity                         69,146       (63,353)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $    73,446   $     -
                                                 ============  ============


              See accompanying notes to financial statements.
                                     4

                    American International Assets, Inc.
                    Statement of Operations (Unaudited)

                               For the Three Months Ended  For the Nine Months Ended
                                September     September     September     September
                                 30, 2003      30, 2002      30, 2003      30, 2002
                               ------------  ------------  ------------  ------------
Revenues                       $    27,119   $     -       $    27,119   $     -
                               ------------  ------------  ------------  ------------
Expenses
--------
 Depreciation Expense                2,594         -             2,594         -
 General & Administrative           70,449           245       115,937         2,875
 Salaries & Expense                  -            12,000        18,000        36,000
 Professional Fees                  27,500         -            48,000         5,813
                               ------------  ------------  ------------  ------------
   Total Expenses                  100,543        12,245       184,531        44,688
                               ------------  ------------  ------------  ------------
   Income from Operations          (73,424)      (12,245)     (157,412)      (44,688)

Other Income (Expenses)              -             -             -             -
-----------------------        ------------  ------------  ------------  ------------
     Total Other Income
     (Expenses)                      -             -             -             -
                               ------------  ------------  ------------  ------------
     Net (Loss)                $   (73,424)  $   (12,245)  $  (157,412)  $   (44,688)
                               ============  ============  ============  ============

     Net (Loss) Per Share      $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)

   Weighted Average
   Shares Outstanding           18,000,000    12,000,000    18,000,000    12,000,000


























              See accompanying notes to financial statements.
                                     5

                    American International Assets, Inc.
                    Statement of Cash Flows (Unaudited)

                                                 For the Nine Months Ended
                                                  September     September
                                                   30, 2003      30, 2002
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                      $  (157,412)  $   (44,688)
 Changes in Operating Assets & Liabilities;
  Depreciation                                         2,594         -
  Increase (Decrease) in State Taxes Payable           -            (1,215)
  Increase (Decrease) in Accrued Salaries              -            36,000
  Increase (Decrease) in Accounts Payable                904           946
                                                 ------------  ------------
   Net Cash (Used) by Operating Activities          (153,914)       (8,957)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Related Party Notes                   178,076         8,957
                                                 ------------  ------------
   Net Cash Provided by Financing Activities         178,076         8,957
                                                 ------------  ------------
   (Decrease) in Cash                                 24,162         -

   Cash at Beginning of Period                         -             -
                                                 ------------  ------------
   Cash at End of Period                         $    24,162   $     -
                                                 ============  ============

Disclosures for Operating Activities
------------------------------------
 Interest                                        $     -       $     -
 Taxes                                                 -             -






              See accompanying notes to financial statements.
                                     6

                    American International Assets, Inc.
                  Notes to Unaudited Financial Statements
                             September 30, 2003

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

As of the quarter ended September 30, 2003, the Company is no longer considered a development stage company, due to the operating status of the Company. It has been determined that the Company is no longer required to report financial statements in accordance with SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises".

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





                                 Continued
                                     7

                    American International Assets, Inc.
                  Notes to Unaudited Financial Statements
                             September 30, 2003

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

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------
On May 12, 2003, the Company acquired 100% of the issued and outstanding shares of American Institute of Technology, Inc., in exchange for 6,000,000 shares of the Company's common stock. Upon completion of this transaction, there are 18,000,000 shares of the Company's common stock outstanding and American Institute of Technology, Inc., became a wholly owned subsidiary of the Company.

On September 30, 2003, the Board of Directors agreed to issue 1,190,165 shares of the Company's common stock to the President of the Company in satisfaction of accrued salary in the amount of $66,000. In addition 1,190,165 shares of the Company's common stock were issued to a Corporation whose President is also President of the Company, in satisfaction of the note payable of $178,076. Accordingly, common stock was credited $244,076 during the quarter.

NOTE 6 - NOTE PAYABLE - RELATED PARTY
-------------------------------------
During 2003, the President of the Company had accrued salaries of $66,000. In addition, funds were loaned to the Company from a Corporation whose President is also the President of the Company. The total amount of the note payable was $178,076, the note is unsecured, non interest bearing and due on demand (see note 5).

NOTE 7 - NET EARNINGS (LOSS) PER SHARE
--------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

  Common shares outstanding during the entire period.           18,000,000
  Weighted average shares paid for, but not issued
     during the period.                                              -
                                                               ------------
  Weighted average number of common shares used in basic EPS
     dilutive effect of options.                                18,000,000
                                                               ------------
  Weighted average number of common shares and dilutive
     potential common shares used in diluted EPS.               18,000,000
                                                               ============

                                     8

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


                                     9

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

There were revenues of $27,119.00 for the three months ended September 30, 2003 compared to no revenues for the three months ended June 30, 2003.

There were Expenses of $93,649.00 for the three months ended September 30, 2003 compared to expenses of $40,973.00 for the three months ended June 30, 2003. The increase in expenses was attributable to the Company ceasing operations. There was no Rent for the three months ended September 30, 2003 nor for the three months ended June 30, 2003. General and administrative expenses increased from $70,449.00 for the three months ended September 30, 2003 to $23,973.00 for the three months ended June 30, 2003. No Contribution of assets was made for the three months ended September 30, 2003 nor for the three months ended June 30, 2003.

The Company recorded a loss from operations of $66,530.00 for the three months ended September 30, 2003 compared to a loss from operations of $40,973.00 for the three months ended June 30, 2003.

The Company reported a net loss of $66,530.00 for the three months ended September 30, 2003 compared to a net loss of $40,973.00 for the three months ended June 30, 2003.

As of September 30, 2003, the Company had an accumulated deficit of $253,048.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0.00 cash at September 30, 2003, no current assets and no current liabilities.

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

                                     10

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings.

None.


Item  2.  Changes in Securities.

During the quarter ended June 30, 2003 we issued 6,000,000 shares to Nicholas Hsu in connection with the acquisition of 100% of the issued and outstanding shares of American Institute of Technology, Inc. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that he was able to evaluate the merits and risks of an investment in the Company, he had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

     Exhibits

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


                                   American International Assets, Inc.

                                   --------------------------------------
                                   (Registrant)

                                   BY: /s/  Nicholas Hsu
                                   ------------------------------
                                   Nicholas Hsu
                                   Chief Executive Officer
                                   DATE: January 20, 2004
                                     11